Form 10-Q
period 2011-06-30
Billet Finder Inc
filed 2011-08-15
CIK 1514149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2011

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER    333-172590

BILLET FINDER INC.
(Exact name of registrant as specified in its charter)

NEVADA	46-0525610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1894 Clarence Street, Sarnia, Ontario, N7X 1C8, Canada
(Address of principal executive offices, including zip code)

519-331-1103
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,275,000 shares of common stock as of August 15, 2011.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Billet Finder Inc. (the “Company”) for the three month period ended June 30, 2011 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at June 30, 2011 and December 31, 2010.

(b)
Consolidated Statement of Operations for (i) the three months ended June 30, 2011, (ii) for the six months ended June 30, 2011, and (iii) the cumulative period from inception (July 21, 2010) through June 30, 2011.

(c)	Consolidated Statements of Cash Flows for (i) the six months ended June 30, 2011, and (ii) the cumulative period from inception (July 21, 2010) through June 30, 2011.

(d)	Notes to Financial Statements.

BILLET FINDER INC.
(A Development Stage Company)
Balance Sheet
as at June 30, 2011 (unaudited) and December 31, 2010

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

Current Assets
Cash and Cash Equivalents	25,209	47,362

TOTAL ASSETS	$25,209	$47,362

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Other Liabilities
Officer Loan	1,032	1,032

STOCKHOLDERS' EQUITY

Preferred Stock, par value $0.001; authorized 10,000,000 shares;
issued and outstanding: none		-
Common Stock, par value $0.001; authorized 65,000,000 shares;
issued and outstanding: 7,275,000 shares at June 30, 2011
7,275,000 shares at December 31, 2010	7,275	7,275
Additional paid-in capital	42,975	42,975
Deficit accumulated in the development stage	(26,073)	(3,920)

Total Stockholders' Equity	24,177	46,330

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	25,209	$47,362

See accompanying notes to interim financial statements.

BILLET FINDER INC.
(A Development Stage Company)
Statement of Operations
For the 3 month & 6 months ended June 30, 2011 and December 31, 2011
(Unaudited)

			For the period
			of Inception,
	For the	For the	from July 21,
	3 Months Ended	6 Months Ended	2010 through
	June 30,	June 30,	June 30,
	2011	2011	2011

Revenues	-	$-	$-

Costs and Expenses

Professional Fees	1,255	4,505	7,505
Other General & Administrative expenses	11,148	17,648	18,568
		-	-
Total Expenses	12,403	22,153	26,073

Net Income (Loss)	(12,403)	(22,153)	$(26,073)

Basic and Dilutive net loss per share	$(0.00)	$(0.00)

Weighted average number of shares
outstanding, basic and diluted	7,275,000	7,275,000

See accompanying notes to interim financial statements.

BILLET FINDER, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

		For the period
		of Inception,
	For the	from July 21,
	6 months ended	2010, through
	June 30	June 30,
	2011	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(22,153)	$(26,073)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-
Change in operating assets and liabilities:	-	-
Net Cash provided by (used by)
Operating Activities	(22,153)	(26,073)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of stock for cash	-	50,250
Proceeds of loan from officer	-	1,032
Net Cash provided by Financing Activities	-	51,282

NET INCREASE IN CASH	(22,153)	25,209

CASH AT BEGINNING OF PERIOD	47,362	-

CASH AT END OF PERIOD	$25,209	$25,209

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to interim financial statements.

BILLET FINDER INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

(Stated in U.S. dollars)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the six months ended June 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

Billet Finder Inc. was organized under the laws of the State of Nevada on July 21, 2010. The Company was formed for the purpose of engaging in all lawful businesses. The Company’s authorized capital consists of 10,000,000 shares of $0.001 par value preferred stock and 65,000,000 shares of $0.001 par value common voting stock.

Current Business of the Company

The Company was capitalized in August and December, 2010. The company formed plans to offer an on-line resource for billeting teams and clubs wishing to travel or to host other teams and clubs.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

These financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted December 31as the fiscal year-end.

Cash and equivalents

Cash and equivalents include investments with initial maturities of six months or less.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of June 30, 2011, reflect:

Cash:  Level One measurement based on bank reporting.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings Per Share, for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

As of June 30, 2011 the Company had no potentially dilutive securities.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2011:

Numerator:

Basic and diluted net loss per share:
Net Loss	$(22,153)

Denominator

Basic and diluted weighted average number of shares outstanding	7,275,000

Basic and Diluted Net Loss Per Share	$(0.00)

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax credit through net operating loss carryforward. However, a valuation allowance of 100% has been established. Net operating losses of approximately $26,000 are available through the year 2025.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an operating loss of ($22,153) in the six months ended June 30, 2011, and ($26,073) since inception July 21, 2010. The Company had a positive cash flow of $25,209, from the subscriptions received in the initial period ended December 31, 2010. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as July 21, 2010.  Since inception, the Company has incurred an operating loss of $26,073. The Company’s working capital has been generated through sale of stock and an officer loan.  Management has provided financial data since July 21, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

On December 1, 2010 the Company adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable entities.  The new guidance requires revised valuations of whether entities represent variable interest entities, ongoing assessments of control over such entities and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies in the initial period ended June 30, 2011.

NOTE 5.  CAPITAL STOCK

There were no shares issued in the six months ended June 30, 2011.

As of June 30, 2011, 10,000,000 shares of par value $0.001 preferred stock were authorized, of which none were issued and outstanding.

As of June 30, 2011,  65,000,000 par value $0.001 shares of common stock were authorized, of which 7,275,000 shares were issued and outstanding.

NOTE 6.  LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

Item 2.       Management’s Discussion and Analysis of Financial condition and Results of Operations

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions.  We are a development stage company and have not yet generated or realized any revenues.

Overview

Billet Finder Inc. is a Nevada company incorporated in July, 2010 to create and launch BilletFinder.com, a new website being designed to offer a new and innovative solution to the relatively unstructured and fragmented practice of billeting.  The Billet Finder website has not yet been developed; substantial additional development work and funding will be required before the website can be operational.  Historically, billets normally referred to private dwellings to which a military soldiers were assigned living (sleeping) quarters.  The actual term "billet" (from the French) was a note, commonly used in the 18th and early 19th centuries as a "billet of invitation", denoting an order issued to a soldier entitling him to quarters with a certain person. Today, the term billet often refers in a general sense to the voluntary provision of living quarters to visitors.  Most often, billeting is done through various organizations as a means of reducing costs and living quarters are assigned in an organized fashion. In North America, billeting is most commonly used for room and board to school aged individuals engaged in sports teams or other types of clubs. The website will represent a first to market online clearing house of billeting information and resources, a central place where teams and clubs that either wish to travel to new places or wish to host other teams and clubs can find opportunities, meet others, and organize their events.  There is now virtually no similar offering of its kind in the billeting sphere and BilletFinder.com will provide a single source of value-added content and features, from education and case studies to comprehensive listings, search capabilities, and provision of specialized template websites.  Management believes that BilletFinder.com will represent a completely new, interesting, and valuable way of organizing the billeting process, making it both easy and fun for participants.

Since inception we have worked toward the introduction and development of our website that we will use to generate revenues.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue seeking new business opportunities.

Our Plan of Operations

The intent of Management is create a new, compelling website that has broad appeal on a national scale and being a catalyst that helps to make billeting a mainstream activity.  It will be available at no cost to users, with revenues derived from advertising – which will also be seen by visitors as a value-added feature of the site.

Billet Finder plans to commence operations as set forth below.

Phase 1

Phase I has a budget of $30,000 and the plan of operations is as follows:

●	Create the beta website, including graphics, layout, content (educational / other), and functionality. We expect to have the beta website completed in June/July of 2011.

●	List development (as detailed in “Marketing & Sales”) including database development. This will be an ongoing process due to the large number of schools in North America.

●	Create sales and marketing materials and documents to assist with marketing efforts to schools. We expect to have this complete at the time the beta website is operational.

●	Test market the site with schools on a regional basis to gain input and make changes as appropriate. We expect to commence this effort in September 2011.

●	Make necessary improvements and rework the beta website.

This process is expected to have an 8 - 9 month timeline.  The President of BilletFinder.com, Kerry Tully, will spearhead these efforts and will not be receiving a salary during this period to conserve costs. Billet Finder currently has sufficient funds for Phase I of its plan of operations.

Phase 2

Following the initial phase, additional and continued efforts to commercialize the website are anticipated to be as follows:

●	Continue to improve the beta site.

●	Raise additional capital to execute a larger scale sales and marketing effort, including list development.

●	Execute a sales strategy to advertisers.

●	Formally launch the website.

The website is anticipated to be launched within 12 to 18 months.

Following introduction of the website, Management will seek to continue to build the website and increase sales and marketing efforts, the extent of which will be dependent upon the Company’s ability to raise additional capital. The company currently has no arrangements for the raising of additional capital and can make no assurance that it will be able to raise additional capital.

Our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.  As a development stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. If we are unable to secure adequate capital to continue our operations, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three and six months ended June 30, 2011 are summarized as follows:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011

Revenue	$-	$-
Total Expenses	$12,403	$22,153
Net Loss	$12,403	$22,153

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three and six months ended June 30, 2011 are outlined in the table below:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011

Professional Fees	$1,255	$4,505
Other General & Administrative	$11,148	$17,648

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

We incurred operating losses in the amount of $26,073 from inception on July 21, 2010 through the period ended June 30, 2011.  These operating expenses were composed of professional fees and other general and administrative expenses.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive development activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities.

We closed an issue of 3,750,000 shares of common stock on August 4, 2010 to our sole officer and director, Kerry Tully, at a price of $0.004 per share.  The total proceeds received from this offering were $15,000.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

We completed an offering of 3,525,000 shares of our common stock at a price of $0.01 per share to a total of thirty three (33) purchasers on December 10, 2010.  The total amount we received from this offering was $35,250. The identity of the purchasers from this offering is included in the selling shareholder table set forth above.  We completed this offering pursuant Rule 903(a) and conditions set forth in Category 3 (Rule 903(b)(3)) of Regulation S of the Securities Act of 1933.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.       Controls and Procedures.

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no changes in internal controls over financial reporting during the Company’s last fiscal quarter, and no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 4(t).   Controls and Procedures.

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1(a).   Risk Factors

There have been no changes to our risk factors from those disclosed in our Amendment No. 3 to Form S-1 filed on May 23, 2011.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended June 30, 2011.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending June 30, 2011.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILLET FINDER INC.

By:           /s/ Kerry Tully

Kerry Tully, President,
Chief Executive Officer and
Chief Financial Officer Director

Date: August 15, 2011