Form 10-Q
period 2011-09-30
Billet Finder Inc
filed 2011-11-16
CIK 1514149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2011

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ___________ to ___________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,275,000 shares of common stock as of November 16, 2011.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Billet Finder Inc. (the “Company”) for the three month period ended September 30, 2011 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at September 30, 2011 and December 31, 2010.

(b)
Consolidated Statement of Operations for (i) the three months ended September 30, 2011 and 2010 (ii) for the nine months ended Septemebr 30, 2011, and for the period ended September 30, 2010, and (iii) the cumulative period from inception (July 21, 2010) through September 30, 2011.

(c)
Consolidated Statements of Cash Flows for (i) the nine months ended September 30, 2011, and for the period ended September 30, 2010, and (ii) the cumulative period from inception (July 21, 2010) through Septemebr 30, 2011.

(d)	Notes to Financial Statements.

BILLET FINDER INC.
(A Development Stage Company)
Balance Sheet
as at September 30, 2011 (unaudited) and December 31, 2010

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	20,242	47,362

TOTAL ASSETS	$20,242	$47,362

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Other Liabilities
Officer Loan	1,032	1,032

STOCKHOLDERS' EQUITY

Preferred Stock, par value $0.001; authorized 10,000,000 shares;
issued and outstanding: none	-	-
Common Stock, par value $0.001; authorized 65,000,000 shares;
issued and outstanding: 7,275,000 shares at June 30, 2011
7,275,000 shares at December 31, 2010	7,275	7,275
Additional paid-in capital	42,975	42,975
Deficit accumulated in the development stage	(31,040)	(3,920)

Total Stockholders' Equity	19,210	46,330

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	20,242	$47,362

See accompanying notes to interim financial statements.

BILLET FINDER INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the period
			For the	For the	of Inception,
	For the three months		nine months	period ended	from July 21,
	ended		ended	ended	2010 through
	September 30,		September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Costs and Expenses

Professional Fees	1,000	2,000	5,505	2,000	8,505
Other General & Administrative expenses	3,967	832	21,615	832	22,535
					-
Total Expenses	4,967	2,832	27,120	2,832	31,040
			-		-
			-		-
Net Income (Loss)	(4,967)	(2,832)	(27,120)	(2,832)	$(31,040)

Basic and Dilutive net loss per share	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding, basic and diluted	7,275,000	3,010,563	7,275,000	3,010,563

See accompanying notes to interim financial statements.

BILLET FINDER, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)
			For the period
	For the	For the	of Inception,
	nine months	period	from July 21,
	ended	ended	2010, through
	September 30,	September 30,	September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(27,120)	$(2,832)	$(31,040)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-	-
Change in operating assets and liabilities:	-	-	-
Net Cash provided by (used by)
Operating Activities	(27,120)	(2,832)	(31,040)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of stock for cash		15,000	50,250
Proceeds of loan from officer		1,032	1,032
Net Cash provided by Financing Activities	-	16,032	51,282

NET INCREASE IN CASH	-	13,200	20,242

CASH AT BEGINNING OF PERIOD	47,362	-	-

CASH AT END OF PERIOD	20,242	$13,200	$20,242

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See accompanying notes to interim financial statements.

BILLET FINDER INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

(Stated in U.S. dollars)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the nine months ended September 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

Billet Finder Inc. was organized under the laws of the State of Nevada on July 21, 2010. The Company was formed for the purpose of engaging in all lawful businesses. The Company’s authorized capital consists of 10,000,000 shares of $0.001 par value preferred stock and 65,000,000 shares of $0.001 par value common voting stock. The Company adopted December 31 as its fiscal year end.

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

Cash and equivalents

Cash and equivalents include investments with initial maturities of one year or less.

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

The carrying amounts of the Company’s financial instruments as of September 30, 2011, reflect:

Cash:  Level One measurement based on bank reporting.
Officer Loan: Level 2 based on loan documentation.

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

As of September 30, 2011 the Company had no potentially dilutive securities.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended September 30, 2011:

Numerator:

Basic and diluted net loss per share:
Net Loss	$(27,120)

Denominator

Basic and diluted weighted average
number of shares outstanding	7,275,000

Basic and Diluted Net Loss Per Share	$(0.00)

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

The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established.  Net operating losses of approximately $31,000 are available through the year  2025.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an operating loss of ($27,120) in the nine months ended September 30, 2011, and ($31,040) since inception July 21, 2010.   The Company had a positive cash flow of $20,242, from the subscriptions received in the initial period ended December 31, 2010.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as July 21, 2010.  Since inception, the Company has incurred an operating loss of $31,040. The Company’s working capital has been generated through sale of stock and an officer loan.  Management has provided financial data since July 21, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of any other pronouncements to have a n impact on its results of operations or financial position.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies in the initial period ended September 30, 2011.

NOTE 5.  CAPITAL STOCK

There were no shares issued in the nine months ended September 30, 2011.

As of September 30, 2011, 10,000,000 shares of par value $0.001 preferred stock were authorized, of which none were issued and outstanding.

As of September 30, 2011,  65,000,000 par value $0.001 shares of common stock were authorized, of which 7,275,000 shares were issued and outstanding.

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

Phase 1

Phase I has a budget of $30,000 and the plan of operations is as follows:

●
Create the beta website, including graphics, layout, content (educational / other), and functionality. Our preliminary beta website has been completed but are continuing to develop it further. We expect to have the final beta website completed in December/January of 2012.

●	List development (as detailed in “Marketing & Sales”) including database development. This will be an ongoing process due to the large number of schools in North America.

●	Create sales and marketing materials and documents to assist with marketing efforts to schools. We expect to have this complete at the time the beta website is operational.

●	Test market the site with schools on a regional basis to gain input and make changes as appropriate. We expect to commence this effort in Spring 2012.

●	Make necessary improvements and rework the beta website.

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

The website is anticipated to be launched within 12 months.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three and nine months ended September 30, 2011 are summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011

Revenue	$-	$-
Total Expenses	$4,967	$27,120
Net Loss	$4,967	$27,120

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three and nine months ended September 30, 2011 are outlined in the table below:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011

Professional Fees	$1,000	$5,505
Other General & Administrative	$3,967	$21,615

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

We incurred operating losses in the amount of $31,040 from inception on July 21, 2010 through the period ended September 30, 2011.  These operating expenses were composed of professional fees and other general and administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended September 30, 2011.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending September 30, 2011.

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

Date: November 16, 2011