Form 10-K
period 2011-12-31
Billet Finder Inc
filed 2012-03-28
CIK 1514149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-172590

BILLET FINDER INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0525610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1894 Clarence Street
Sarnia, Ontario, Canada	N7X 1C8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 519-331-1103

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐    No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐ (Do not check if a smaller reporting company)	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $72,750 based on a price of $0.01 per share, being the issue price per share of the last private placement of our company in December, 2010. The aggregate market value as determined by the average of bid and ask closing prices is inapplicable due to the fact that the common shares of our company have not traded to date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐    No ☐    N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,275,000 shares of common stock as of March 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty that we will not be able to generate revenues from our website;
●	risks related to the large number of established and well-financed entities that we are competing with;
●	risks related to the failure to successfully manage or achieve growth of our business; and
●	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and ”Billet Finder”  mean Billet Finder Inc., unless the context clearly requires otherwise.

ITEM 1.       BUSINESS

General

Billet Finder Inc. was incorporated in the State of Nevada as a development stage company to create and launch BilletFinder.com, a new website which will be designed to offer a new and innovative solution to the relatively unstructured and fragmented practice of billeting. Historically, billets normally referred to private dwellings to which a military soldiers were assigned living (sleeping) quarters.  The actual term "billet" (from the French) was a note, commonly used in the 18th and early 19th centuries as a "billet of invitation", denoting an order issued to a soldier entitling him to quarters with a certain person. Today, the term billet often refers in a general sense to the voluntary provision of living quarters to visitors.  Most often, billeting is done through various organizations as a means of reducing costs and living quarters are assigned in an organized fashion. In North America, billeting is most commonly used for room and board to school aged individuals engaged in sports teams or other types of clubs. Billet Finder will represent a first to market online clearing house of billeting information and resources, a central place where teams and clubs that either wish to travel to new places or wish to host other teams and clubs can find opportunities, meet others, and organize their events.  There is now virtually no similar offering of its kind in the billeting sphere and BilletFinder.com will provide a single source of value-added content and features, from education and case studies to comprehensive listings, search capabilities, and provision of specialized template websites.

Since inception we have worked toward the introduction and development of our website that we will use to generate revenues.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations.

Government Regulation

Some electronic commerce activities are regulated by the Federal Trade Commission. These activities include the use of commercial e-mails, online advertising and consumer privacy. The Federal Trade Commission regulates all forms of advertising, including online advertising, and states that advertising must be truthful and non-deceptive. Safeguards will be put in place to protect consumers’ rights and privacy on our website.

Employees

We have no employees as of the date of this prospectus other than our president. We currently do not conduct business as we are only in the development stage of our company. We plan to conduct our business largely through the outsourcing of experts in each particular area of our business.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.    RISK FACTORS

There have been no changes to our risk factors from those disclosed in our Amendment No. 3 to Form S-1 filed on May 23, 2011.

ITEM 2.       PROPERTIES.

Executive Offices

Our executive offices are located at 1894 Clarence Street, Sarnia, Ontario, Canada. Mr. Kerry Tully, our president, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We do not own any real property.

ITEM 3.       LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “BLTF.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since June 28, 2011. There have been no trades in our shares of common stock since June 28, 2011.

Our transfer agent is Island Stock Transfer, of 15500 Roosevelt Boulevard, Suite 301Clearwater, FL 33760; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of March 28, 2012, there were 34 registered stockholders holding 7,275,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the year ended December 31, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6.       SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operation

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

Phase 1

Phase I has a budget of $30,000 and the plan of operations is as follows:

●
Create the beta website, including graphics, layout, content (educational / other), and functionality. Our preliminary beta website has been completed but are continuing to develop it further. We expect to have the final beta website completed in April 2012.

●	List development (as detailed in “Marketing & Sales”) including database development. This will be an ongoing process due to the large number of schools in North America.
●	Create sales and marketing materials and documents to assist with marketing efforts to schools. We expect to have this complete at the time the beta website is operational.
●	Test market the site with schools on a regional basis to gain input and make changes as appropriate. We expect to commence this effort in September 2012.
●	Make necessary improvements and rework the beta website.

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

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

1.	$30,000 in connection with our development of our website and marketing efforts;

2.	$10,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

We require a minimum of approximately $40,000 to carry out our plan of operation over the next twelve months. As we had cash in the amount of $2,996 and a working capital in the amount of $1,964 as of December 31, 2011, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011 which are included herein.

Our operating results for the year ended December 31, 2011 and the period ended December 31, 2010 are summarized as follows:

	Year Ended	Period Ended
	December 31,	December 31,
	2011	2010

Revenue	$-	$-
Operating Expenses	44,366	3,920
Net Loss	$44,366	$3,920

Our operating results for the three months ended December 31, 2011 and 2010 are summarized as follows:

	Three Months Ended
	December 31,
	2011	2010

Revenue	$-	$-
Operating Expenses	17,246	3,920
Net Loss	$17,246	$3,920

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as our website is complete.

Expenses

Our expenses for the year ended December 31, 2011 and the period ended December 31, 2010 are outlined in the table below:

	Year Ended	Period Ended
	December 31,	December 31,
	2011	2010

Professional Fees	$6,105	$3,000
Consulting Fees	15,000	-
Transfer Fees	12,830	-
Other General & Administrative expenses	10,431	920
Total Expenses	$44,366	3,920

Our expenses for the three months ended December 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended
	December 31,
	2011	2010

Professional Fees	$600	$3,000
Consulting Fees	15,000	-
Other General & Administrative expenses	1,646	920
Total Expenses	$5,403	364

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization.

Other General & Administrative expenses

The increase in our Selling General & Administrative Expenses between December 31, 2010 and December 30, 2011 is associated with the development of the Calendar Dragon website and becoming a reporting issuer.

Liquidity And Capital Resources

Working Capital

	As at	As at	Percentage
	December 30, 2011	December 30, 2010	Increase / (Decrease)

Current Assets	$2,996	$47,362	(93.67%)
Current Liabilities	$1,032	$1,032	0%
Working Capital	$1,964	$46,330	(95.76%)

Cash Flows

	Year Ended	Period Ended	Percentage
	December 31, 2011	December 31, 2010	Increase / (Decrease)
Cash used in Operating Activities	$44,336	$3,920	1031.79%
Cash from Investing Activities	$-	$50,250	(100%)
Cash from Financing Activities	$-	$1,032	(100%)
Net Increase (Decrease) in Cash	$(44,366)	$47,362	N/A

We anticipate that we will incur approximately $10,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $44,336 during the year ended December 31, 2011 and $3,920 during the period ended December 31, 2010. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

We recieved no cash from investing activities during the year ended December 31, 2011 and $50,250 from the sale of stock for cash in the period ended December 31, 2010.

Cash from Financing Activities

We generated no cash from financing activities during the year ended December 31, 2011 compared to $1,032 generated from financing activities during the period ended December 31, 2010.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2011, our company has accumulated losses of $48,286 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities. Kerry Tully has agreed to provide loans to a minimal amount to carry on our legal, accounting and reporting needs.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Stockholders
Billet Finder Inc.
Sarnia,  Ontario   Canada

I have audited the accompanying balance sheet of Billet Finder Inc. as of December 31, 2011 and 2010 and the related statements of operations, shareholders’ deficit and cash flows for the year and period then ended, and for the period since inception, July 21, 2010 to December 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Billet Finder Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the year and period then ended, and the period from inception, July 21, 2010 to December 31, 2011 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As discussed in Note 2 to the financial statements, the Company has no revenue and incurred consecutive losses.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/ s / John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
March 20, 2012

BILLET FINDER INC.
(A Development Stage Company)
Balance Sheet
as at December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
ASSETS

Current Assets
Cash and Cash Equivalents	2,996	47,362

TOTAL ASSETS	$2,996	$47,362

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Other Liabilities
Officer Loan	$1,032	$1,032

STOCKHOLDERS' EQUITY

Preferred Stock, par value $0.001; authorized 10,000,000 shares;
none issued and outstanding as at December 31, 2011 and 2010	-	-
Common Stock, par value $0.001; authorized 65,000,000 shares;
issued and outstanding: 7,275,000 shares as at December 31, 2011
and December 31, 2010	7,275	7,275
Additional paid-in capital	42,975	42,975
Deficit accumulated in the development stage	(48,286)	(3,920)

Total Stockholders' Equity	1,964	46,330

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,996	$47,362

The accompanying notes are an integral part of these financial statements.

BILLET FINDER INC.
(A Development Stage Company)
Statement of Operations

					For the period
					of Inception,
	For the three months		For the year	For the period	from July 21,
	ended		ended	ended	2010 through
	December 31,		December 31,	December 31,	December 31,
	2011	2010	2011	2010	2011

Revenues	-	-	$-	$-	$-

Costs and Expenses

Professional Fees	600	3,000	6,105	3,000	9,105
Consulting Fees	15,000	-	15,000	-	15,000
Transfer Fees	-	-	12,830	-	12,830
Other General & Administrative expenses	1,646	920	10,431	920	11,351

Total Expenses	17,246	3,920	44,366	3,920	48,286

Net Income (Loss)	$(17,246)	$(3,920)	$(44,366)	$(3,920)	$(48,286)

Basic and Dilutive net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares
outstanding, basic and diluted	7,275,000	4,554,620	7,275,000	3,882,055

The accompanying notes are an integral part of these financial statements.

BILLET FINDER, INC.
(A Development Stage Company)
Statement of Cash Flows

			For the period
			of Inception,
	For the year	For the period	from July 21,
	ended	ended	2010 through
	December 31,	December 31,	December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	(44,366)	$(3,920)	$(48,286)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-	-
Change in operating assets and liabilities:	-	-	-
Net Cash provided by Operating Activities	(44,366)	(3,920)	(48,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of stock for cash		50,250	50,250
Net Cash provided by Investing Activities	-	50,250	50,250

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loan from officer	-	1,032	1,032
Net Cash provided by Financing Activities	-	1,032	1,032

NET INCREASE IN CASH		47,362	2,996

CASH AT BEGINNING OF PERIOD	47,362	-	-

CASH AT END OF PERIOD	$2,996	$47,362	$2,996

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BILLET FINDER INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the period from Inception, July 21, 2010 to December 31, 2011

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at Inception, July 21., 2010	-	$-	$-	$-	$-

Stock issued for cash @ $0.004 per share
August 4, 2010	3,750,000	3,750	11,250		15,000
Stock issued for cash @ $0.01 per share
December 10, 2010	3,525,000	3,525	31,725		35,250
Net loss, period ended December 31, 2010				(3,920)	(3,920)

Balances at December 31, 2010	7,275,000	$7,275	$42,975	$(3,920)	$46,330

Net loss, year ended December 31, 2011				(44,366)	(44,366)

Balances at December 31, 2011	7,275,000	7,275	42,975	(48,286)	1,964

The accompanying notes are an integral part of these financial statements.

BILLET FINDER INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

(Stated in U.S. dollars)

NOTE 1 – BUSINESS AND CONTINUED OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

These financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted December 31 as the fiscal year-end.

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.

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

Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of December 31, 2011, reflect:

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

As of December 31, 2011 and 2010 the Company had no potentially dilutive securities.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the period ended December 31, 2011 and 2010.

Numerator
	2011	2010

Basic and diluted net loss	$(44,366)	$(3,920)

Denominator

Basic and diluted weighted average number of shares outstanding	7,275,000	3,882,055

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.00)

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company generated a deferred tax credit through net operating loss carry-forward.  However, a valuation allowance of 100% has been established, as management believes that it is more likely than not that some or all of the deferred tax credits will not be realized, based on going concern considerations outlined below.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

The Company generated a deferred tax credit through net operating loss carryforward.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2011		2010

Loss for the year/period	$	(44,366)	$(3920)
Average statutory tax
Federal Rate		35%	35%
Expected income tax
Provision		$0	$0

Significant components of deferred income tax assets are as follows:

	2011	2010

Net operating losses
Carried forward	$48,286	$3,920
Federal Rate	35%	35%
Deferred Income Tax Asset	$16,900	$1,372
Valuation allowance	(16,900)	(1,372)
Net deferred Income Tax Assets	$0	$0

The increase in valuation allowance for the year ended December 31, 2011 was $15,528 because in the opinion of management it is more likely than not that some or all of the deferred tax asset will not be realized.

The Company has net operating losses carried forward of approximately $48,286 for tax purposes which will expire in 2030 through 2031 if not utilized.

The fiscal years ended December 31, 2011 and 2010 are open for audit.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an operating loss of $48,286 in 2011 ($2,996 in 2010). An initial positive cash flow in the period ended December 31, 2010 was generated from subscriptions received. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as July 21, 2010.  Since inception, the Company has incurred an operating loss of $48,286. The Company’s working capital has been generated through sale of stock and an officer loan.  Management has provided financial data since July 21, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-01, amending SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” This Standard codified in ASC 105 is being modified to include the authoritative and non-authoritative levels of GAAP. This amendment is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASU No. 2010-01 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In January 2010, the FASB issued ASU No. 2010-08, “Technical Corrections to various Topics.” This Standard is being updated to eliminate outdated or inconsistent GAAP standards and to clarify the Boards original intent mainly with regards to derivatives and hedging. This is effective for the first reporting period (including interim periods) beginning after issuance. ASU No. 2010-08 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

 In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” related to ASC Topic 820-10.  This update requires new disclosures to; transfers in or out of Levels 1 and 2, activity in Level 3fair value measurements, Level of disaggregation, and disclosures about inputs and valuation techniques. This amendment will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU No. 2010-06 has no impact on the Company’s results of operations, financial condition or cash flows.

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. As a result, it is effective for the Company in the first quarter of fiscal year 2010. The Company does not believe that the adoption of ASU 2010-06 will have a material impact on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires a SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is not longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statement of operations, or cash flows at this time.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging).  ASU 2010-11 improves disclosures originally required under SFAS No. 161.  ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010.  The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010.  The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010.  The Company does not expect the provisions of ASU 2010-19 to have any effect on the Company’s reported financial position or results of operations.

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

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies in the initial period ended December 31, 2011.

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 4, 2010, 3,750,000 shares of common stock were issued to the Company President and CEO,  Kerry Tully,  for consideration of $15,000.

NOTE 6 – CAPITAL STOCK

On August 4, 2010, 3,750,000 shares of common stock were issued for cash at $0.004 per share, realizing $15,000.

On December 10, 2010, 3,525,000 shares of common stock were issued for cash at $0.01 per share, realizing $35,250.

As of December 31, 2011, 10,000,000 shares of par value $0.001 preferred stock were authorized, of which none were issued and outstanding.  65,000,000 par value $0.001 shares of common stock were authorized, of which 7,275,000 shares were issued and outstanding.

NOTE 7 – LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 8 – SUBSEQUENT EVENTS

Events subsequent to December 31, 2011 have been evaluated through March 20, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON    ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at March 28, 2012, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Position(s) and Office(s) Held	Term of Office
Kerry Tully	62	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	Since Inception To Present

Set forth below is a brief description of the background and business experience of our officers and directors.

Kerry Tully is presently the CEO, CFO, President, Secretary, Treasurer and sole Director of Billet Finder Inc. Mr.Tully graduated from Wilfred Laurier University in 1972. Mr. Tully acquired sales and marketing experience through various positions held at Canada Life Assurance Co. and 3M Canada, over a span of 8 years. Through the acquiring and selling of a number of smaller businesses, (support businesses to the Petro Chemical Industry) Mr. Tully gained extensive experience relating specifically to start up ventures. With the deregulation of the Canadian Telecom Industry in Canada in 1990, Mr. Tully became one of the original partners/founders and directors of Smart Talk Networks (STN). Mr. Tully initially developed and managed the sales and marketing efforts for the company. As COO, Mr. Tully participated in the publicizing of STN in an effort to raise necessary capital and was directly involved in the sale of the company and it's 325,000 customers to Lightel Communication Inc.Mr. Tully has been self-employed for the past five years as an investor, consultant and home remodeler. In 2007 Mr. Tully invested in a gourmet food business called Frescos. Frescos sold fresh non-additive prepared foods and opertated out of London Ontario. In 2008, the sales and distribution of the Frescos concept expanded to the Greater Toronto Area, where Mr. Tully assisted as a consultant with the opening of a number of franchised retail outlets. The operations of Frescos were concluded in 2009 and the assets were sold to Longos Foods. Additionaly, Mr. Tully has been self-employed in the home remodeling business and over the past five years he has purchased, renovated, and sold 3 homes in the Sarnia, Ontario area.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the directors and officers described above.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

The Company’s audit committee is composed of our sole officer and director Kerry Tully.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

ITEM 11.    EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

●	our principal executive officers;
●	our most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2011; and
●
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2011 and 2010, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Kerry Tully (1) President, Chief Executive Officer, Chief Financial Officer and Secretary	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Kerry Tully has been our president, chief executive officer, chief financial officer and Secretary since Inception.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2011, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended December 31, 2011 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2011.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended December 31, 2011.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Kerry Tully. Generally, Mr. Tully provides his services on a part-time basis without compensation. Mr. Tully has agreed not to charge any management fees during the current period in which we are developing our website.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 28, 2012, there were 7,275,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*

Common	Kerry Tully 1894 Clarence Street Sarnia, ON N7X 1C8	3,750,000	51.55%

Common	5% Shareholders
	None

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 7,275,000 shares of common stock issued and outstanding as of March 28, 2012.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended December 31, 2011, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2011 and December 31, 2010 for professional services rendered by John Kinross-Kennedy, CPA, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2011	Period Ended December 31, 2010
Audit Fees and Audit Related Fees	$3,400	$2,500
Tax Fees	-	-
All Other Fees	-	-
Total	$3,400	$2,500

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by John Kinross-Kennedy, CPA. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining John Kinross-Kennedy, CPA.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement, filed on March 3, 2011)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement, filed on March 3, 2011)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BILLET FINDER INC.

By	/s/ Kerry Tully
Kerry Tully
President, Treasurer, Chief Executive Officer,
Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	March 28, 2012