Form 10-Q
period 2012-03-31
Billet Finder Inc
filed 2012-06-21
CIK 1514149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2011

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes X  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,275,000 shares of common stock as of June 20 , 2012.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Billet Finder Inc. (the “Company”) for the three month period ended March 31, 2012 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at March 31, 2012 and December 31, 2010.

(b)

Consolidated Statement of Operations for (i) the three months ended March 31, 2012 and 2010 (ii) for the nine months ended Septemebr 30, 2011, and for the period ended September 30, 2010, and (iii) the cumulative period from inception (July 21, 2010) through March 31, 2012.

(c)

Consolidated Statements of Cash Flows for (i) the nine months ended March 31, 2012, and for the period ended September 30, 2010, and (ii) the cumulative period from inception (July 21, 2010) through Septemebr 30, 2011.

(d)	Notes to Financial Statements.

BILLET FINDER INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	1,329	$2,996

TOTAL ASSETS	1,329	$2,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES

Current Liabilities
Accounts Payable & Accrued Liabilities	3,000	-
Officer Loan	1,032	1,032

TOTAL LIABILITIES	4,032	$1,032
STOCKHOLDER'S EQUITY
Preferred stock, par value $0.001; authorized 10,000,000 shares; none issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, par value $0.001; authorized 65,000,000 shares; issued and outstanding 7,275,000 shares at March 31, 2012 and December 31, 2011	7,275	7,275
Additional paid-in capital	42,975	42,975
Deficit accumulated in the development stage	(52,953)	(48,286)
Total Stockholders' Equity	(2,703)	1,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,329	$2,996

See accompanying notes to interim financial statements.

BILLET FINDER INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the period from Inception ,July 21,2010 through
	March 31, 2012	March 31, 2011	March 31, 2012

Revenues	$-	$-	$-

Costs and Expenses

Professional Fees	-	3,250	9,105
Consulting Fees	1,000	6,500	16,000
Transfer Fees	800		13,630
Other General & Administrative expenses	2,867		14,218
Total Expenses	4,667	9,750	52,953

Net Income (loss)	$(4,667)	$(9,750)	$(52,953)

Basic and Dilution net loss per share	$(0,00)	$(0,00)
Weighted average number of shares outstanding, basic and diluted	7,275,000	7,275,000

See accompanying notes to interim financial statements.

BILLET FINDER INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the three months ended	For the three months ended	For the period from Inception, July 21,2010 through
	March 31, 2012	March 31, 2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(4,667)	$(9,750)	$(52,953)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Account payable and accrual liabilities	3,000	-	3,000
Net Cash (used) by Operating Activities	(1,667)	(9,750)	(49,953)
CASH FLOWS TO INVESTING ACTIVITIES
	-	-	-
Net Cash provided by Investing Activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock for cash	-	-	50,250
Proceeds of loan from officer	-	-	1,032
Net Cash provided by Financing Activities	-	-	51,282

NET INCREASE IN CASH	(1,667)	(9,750)	1,329

CASH AT BEGINNING OF PERIOD	2,996	47,362	-

CASH AT END OF PERIOD	$1,329	$37,612	$1,329

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

                                    See accompanying notes to interim financial statements.

BILLET FINDER INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Stated in U.S. dollars)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the nine months ended March 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended March 31, 2012 are not necessarily indicative of results for the entire year ending December 31, 2011.

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

The carrying amounts of the Company’s financial instruments as of March 31, 2012, reflect:

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

As of March 31, 2012 the Company had no potentially dilutive securities.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended March 31, 2012:

Numerator:

Basic and diluted net loss per share:
Net Loss	$(52,953)

Denominator

Basic and diluted weighted average
number of shares outstanding	7,275,000

Basic and Diluted Net Loss Per Share	$(0.00)

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an operating loss of ($4,667) in the three months ended March 31, 2012, and ($52,953) since inception July 21, 2010.   The Company had a positive cash flow of $20,242, from the subscriptions received in the initial period ended December 31, 2010.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 4.  COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies in the initial period ended March 31, 2012.

NOTE 5.  CAPITAL STOCK

There were no shares issued in the nine months ended March 31, 2012.

As of March 31, 2012, 10,000,000 shares of par value $0.001 preferred stock were authorized, of which none were issued and outstanding.

As of March 31, 2012,  65,000,000 par value $0.001 shares of common stock were authorized, of which 7,275,000 shares were issued and outstanding.

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

The President of BilletFinder.com, will spearhead these efforts and will not be receiving a salary during this period to conserve costs. Billet Finder currently has sufficient funds for Phase I of its plan of operations.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended March 31, 2012 and, 2011 are summarized as follows:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

Revenue	$-	$-
Total Expenses	$4,667	$9,750
Net Loss	$4,667	$9,750

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended March 31, 2012and 2011 are outlined in the table below:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

Professional Fees	$-	$3,250
Consulting Fees	$1,000	$6,500

Transfer Fees	$800	$-
Other General & Administrative	$2,867	$-

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

We incurred operating losses in the amount of $52,953 from inception on July 21, 2010 through the period ended March 31, 2012.  These operating expenses were composed of professional fees and other general and administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended March 31, 2012.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending March 31, 2012.

Item 5.       Other Information

On May 29, 2012 Jeff Freiberger was appointed to the Board of Directors.

There are no transactions between Mr. Freiberger and the Company that are reportable under Item 404(a) of Regulation S-K. There are no family relationships among our directors or executive officers.

On May 30, 2012 Jeff Freiberger was appointed as an officer of the corporation in the capacity of President, Secretary and Treasurer..

On May 30, 2012 Kerry Tully resigned his position as President, Secretary, Treasurer and Director

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

BILLET FINDER INC.

By:           /s/ Jeff Freiberger

Jeff Feiberger, President,

Chief Executive Officer and

Chief Financial Officer Director

Date: June 20, 2012