Form 10-Q
period 2012-06-30
Billet Finder Inc
filed 2012-08-14
CIK 1514149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,275,000 shares of common stock as of June  30, 2012.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Billet Finder Inc. (the “Company”) for the six month period ended June 30, 2012 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at June 30, 2012 and December 31, 2011.

(b)

Consolidated Statement of Operations for (i) the three months ended June 30, 2012 and 2011 (ii) for the Six months ended June 30, 2012, and for the period ended June 30, 2011, and (iii) the cumulative period from inception (July 21, 2010) through June 30, 2012.

(c)

Consolidated Statements of Cash Flows for (i) the six months ended June 30, 2012, and for the period ended June 30, 2011, and (ii) the cumulative period from inception (July 21, 2010) through June30, 2012.

(d)	Notes to Financial Statements.

BILLET FINDER INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$52,882	$2,996

TOTAL ASSETS	$52,882	$2,996

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES

Current Liabilities
Accounts Payable & Accrued Liabilities	2,800	-
Loan payable to Director	4,643	1,032
Loan payable	149,970	-

TOTAL LIABILITIES	$157,413	$1,032
STOCKHOLDER'S EQUITY (DEFICIT)
Preferred stock, par value $0.001; authorized 10,000,000 shares; none issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, par value $0.001; authorized 65,000,000 shares; issued and outstanding 7,275,000 shares at June30, 2012 and December 31, 2011	7,275	7,275
Additional paid-in capital	42,975	42,975
Deficit accumulated in the development stage	(154,781)	(48,286)
Total Stockholders' Equity (Deficit)	(104,531)	1,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$52,882	$2,996

The accompanying notes are an integral part of these financial statements.

BILLET FINDER INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					For the period from Inception,

	For the three months ended		For the six months ended		July 21,2010 through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenues	$-		$-		$-

Costs and Expenses

Professional Fees	71,000	1,255	71,000	4,505	80,105
Consulting Fees	1,800	-	2,800	-	17,800
Transfer Fees	(200)	-	600	-	13,430
Other General & Administrative expenses	29,228	11,148	32,095	17,648	43,446
Total Expenses	101,828	12,403	106,495	22,153	154,781

Net (Loss)	$(101,828)	(12,403)	$(106,495)	(22,153)	$(154,781)

Basic and Dilution net loss per share	$(0.01)	(0.00)	$(0.01)	(0.00)

Weighted average number of shares outstanding, basic and diluted	7,275,000	7,275,000	7,275,000	7,275,000

The accompanying notes are an integral part of these financial statements.

BILLET FINDER INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the period from Inception,
	For the six months ended		July 21,2010 through
	June 30, 2012	June 30, 2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(106,495)	(22,153)	$(154,781)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,800	-	2,800
Net Cash (used) by Operating Activities	(103,695)	(22,153)	(151,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock for cash	-	-	50,250
Proceeds from loan payable to director	3,611	-	4,643
Proceeds of loan payable	149,970	-	149,970
Net Cash provided by Financing Activities	153,581	-	204,863

NET INCREASE IN CASH	49,886	(22,153)	52,882

CASH AT BEGINNING OF PERIOD	2,996	47,362	-

CASH AT END OF PERIOD	$52,882	25,209	$52,882

CASH PAID FOR:
Interest	$-	-	$-
Income Taxes	$-	-	$-

The accompanying notes are an integral part of these financial statements.

BILLET FINDER INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Stated in U.S. dollars)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the six months ended June 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2011.

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

The carrying amounts of the Company’s financial instruments as of June 30, 2012, reflect:

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

As of June 30, 2012 the Company had no potentially dilutive securities.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2012:

Numerator:

Basic and diluted net loss per share:
Net Loss	$(106,495)

Denominator

Basic and diluted weighted average
number of shares outstanding	7,275,000

Basic and Diluted Net Loss Per Share	$(0.00)

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

The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established.  Net operating losses of approximately $154,781 are available through the beginning of  2030 unless utilized first.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an operating loss of ($101,828) in the three months ended June 30, 2012, and ($154,781) since inception July 21, 2010.   The Company had a positive cash flow of $20,242, from the subscriptions received in the initial period ended December 31, 2010.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as July 21, 2010.  Since inception, the Company has incurred an operating loss of $154,781. The Company’s working capital has been generated through sale of stock and a Directors loan, and a loan from an unrelated third party.  Management has provided financial data since July 21, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

NOTE 4.  COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies in the initial period ended June 30, 2012.

NOTE 5.  CAPITAL STOCK

There were no shares issued in the six months ended June 30, 2012.

As of June 30, 2012, 10,000,000 shares of par value $0.001 preferred stock were authorized, of which none were issued and outstanding.

As of June 30, 2012,  65,000,000 par value $0.001 shares of common stock were authorized, of which 7,275,000 shares were issued and outstanding.

 NOTE 6.  LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

                                                                      9

NOTE 7.  LOANS AND ADVANCES

During the period ended June 30, 2012 the Company received a total of $149,970 from an unrelated third party and $3, 611 from former director Kerry Tully. Both amounts are non interest bearing and have no fixed terms of repayment.

NOTE 8.   RELATED PARTY TRANSACTIONS

During the period ended June 30, 2012 the Company received a total of $3, 611 from former director KerryTully. this amount is non interest bearing and is payable in one year.

NOTE 9.    CHANGE IN MANAGEMENT

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

                                                                    10   In North America, billeting is most commonly used for room and board to school aged individuals engaged in sports teams or other types of clubs. The website will represent a first to market online clearing house of billeting information and resources, a central place where teams and clubs that either wish to travel to new places or wish to host other teams and clubs can find opportunities, meet others, and organize their events.  There is now virtually no similar offering of its kind in the billeting sphere and BilletFinder.com will provide a single source of value-added content and features, from education and case studies to comprehensive listings, search capabilities, and provision of specialized template websites.  Management believes that BilletFinder.com will represent a completely new, interesting, and valuable way of organizing the billeting process, making it both easy and fun for participants.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the six months ended June 30, 2012 and, 2011 are summarized as follows:

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011

Revenue	$-	$-
Total Expenses	$101,828	$12,403
Net Loss	$101,828	$12,403

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the xix months ended June 30, 2012and 2011 are outlined in the table below:

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011

Professional Fees	$71,000	$4,505
Consulting Fees	$2,800	$-

Transfer Fees	$600	$-
Other General & Administrative	$32,095	$17,648

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

We incurred operating losses in the amount of $154,781 from inception on July 21, 2010 through the period ended June 30, 2012.  These operating expenses were composed of professional fees and other general and administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the six months ended June 30, 2012.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending June 30, 2012.

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

Date: August 14, 2012