Form 10-Q
period 2012-09-30
Billet Finder Inc
filed 2012-11-13
CIK 1514149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,275,000 shares of common stock as of September 30, 2012.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Billet Finder Inc. (the “Company”) for the nine month period ended September 30, 2012 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at September 30, 2012 and December 31, 2011.

(b)

Consolidated Statement of Operations for (i) the three months ended September 30, 2012 and 2011 (ii) for the Ninemonths ended September 30, 2012, and for the period ended September 30, 2011, and (iii) the cumulative period from inception (July 21, 2010) through September 30, 2012.

(c)

Consolidated Statements of Cash Flows for (i) the nine months ended September 30, 2012, and for the period ended September 30, 2011, and (ii) the cumulative period from inception (July 21, 2010) through June30, 2012.

(d)	Notes to Financial Statements.

BILLET FINDER INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$182,809	$2,996
Other Current Assets	61,354	-
Inventory	35,736	-
Other receivable	6,101	-

TOTAL ASSETS	$286,000	$2,996

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES

Current Liabilities
Accounts Payable & Accrued Liabilities	2,800	-
Loan payable to Director	4,643	1,032
Loan payable	550,040	-

TOTAL LIABILITIES	$557,483	$1,032
STOCKHOLDER'S EQUITY (DEFICIT)
Preferred stock, par value $0.001; authorized 10,000,000 shares; none issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, par value $0.001; authorized 65,000,000 shares; issued and outstanding 7,275,000 shares at September 30, 2012 and December 31, 2011	7,275	7,275
Additional paid-in capital	42,975	42,975
Deficit accumulated in the development stage	(321,733)	(48,286)
Total Stockholders' Equity (Deficit)	(271,483)	1,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$286,000	$2,996

BILLET FINDER INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					For the period from Inception,

	For the three months ended		For the nine months ended		July 21,2010 through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenues	$-		$-		$-

Costs and Expenses

Professional Fees	1,110	1,000	72,110	5,505	81,215
Consulting Fees	47,550	-	50,350	-	65,350
Transfer Fees		-	600	-	13,430
Other General & Administrative expenses	118,292	3,967	150,387	21,615	161,738
Total Expenses	166,952	4,967	273,447	27,120	321,733

Net (Loss)	$(166,952)	(4,967)	$(273,447)	(27,120)	$(321,733)

Basic and Dilution net loss per share	$(0.02)	(0.00)	$(0.04)	(0.00)

Weighted average number of shares outstanding, basic and diluted	7,275,000	7,275,000	7,275,000	7,275,000

BILLET FINDER INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the period from Inception,
	For the nine months ended		July 21,2010 through
	September 30, 2012	September 30, 2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(273,447)	(27,120)	$(321,733)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,800	-	2,800
Other Current Assets	(61,354)	-	(61,354)
Inventory	(35,736)	-	(35,736)
Other receivable	(6,101)	-	(6,101)
Net Cash (used) by Operating Activities	(373,838)	(27,120)	(422,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock for cash	-	-	50,250
Proceeds from loan payable to director	3,611	-	4,643
Proceeds of loan payable	550,040	-	550,040
Net Cash provided by Financing Activities	553,651	-	604,933

NET INCREASE IN CASH	179,813	(27,120)	182,809

CASH AT BEGINNING OF PERIOD	2,996	47,362	-

CASH AT END OF PERIOD	$182,809	20,242	$182,809

CASH PAID FOR:
Interest	$-	-	$-
Income Taxes	$-	-	$-

BILLET FINDER INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

(Stated in U.S. dollars)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the nine months ended September 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2011.

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

The carrying amounts of the Company’s financial instruments as of September 30, 2012, reflect:

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

As of September 30, 2012 the Company had no potentially dilutive securities.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2012:

Numerator:

Basic and diluted net loss per share:
Net Loss	$(166,952)

Denominator

Basic and diluted weighted average
number of shares outstanding	7,275,000

Basic and Diluted Net Loss Per Share	$(0.00)

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an operating loss of ($166,952) in the three months ended September 30, 2012, and ($321,733) since inception July 21, 2010.   The Company had a negative cash flow of $373,838,  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 4.  COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies in the initial period ended September 30, 2012.

NOTE 5.  CAPITAL STOCK

There were no shares issued in the nine months ended September 30, 2012.

As of September 30, 2012, 10,000,000 shares of par value $0.001 preferred stock were authorized, of which none were issued and outstanding.

As of September 30, 2012,  65,000,000 par value $0.001 shares of common stock were authorized, of which 7,275,000 shares were issued and outstanding.

 NOTE 6.  LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

                                                                      9

NOTE 7.  LOANS AND ADVANCES

During the period ended September 30, 2012 the Company received a total of $550,040 from an unrelated third party and $3, 611 from former director Kerry Tully. Both amounts are non interest bearing and have no fixed terms of repayment.

NOTE 8.   RELATED PARTY TRANSACTIONS

During the period ended September 30, 2012 the Company received a total of $3, 611 from former director KerryTully. this amount is non interest bearing and is payable in one year.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the months ended September 30, 2012 and, 2011 are summarized as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011

Revenue	$-	$-
Total Expenses	$273,447	$27,120
Net Loss	$273,447	$27,120

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the xix months ended September 30, 2012and 2011 are outlined in the table below:

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011

Professional Fees	$71,000	$4,505
Consulting Fees	$2,800	$-

Transfer Fees	$600	$-
Other General & Administrative	$32,095	$17,648

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

We incurred operating losses in the amount of $154,781 from inception on July 21, 2010 through the period ended September 30, 2012.  These operating expenses were composed of professional fees and other general and administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the nine months ended September 30, 2012.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending September 30, 2012.

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

Date: November __, 2012