Form 10-Q/A
period 2012-09-30
Billet Finder Inc
filed 2013-03-13
CIK 1514149

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

Expenses

Our expenses for the nine months ended September 30, 2012and 2011 are outlined in the table below:

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011

Professional Fees	$72,110	$5,505
Consulting Fees	$50,350	$-

Transfer Fees	$600	$-
Other General & Administrative	$150,387	$21,615

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

We incurred operating losses in the amount of $321,733 from inception on July 21, 2010 through the period ended September 30, 2012.  These operating expenses were composed of professional fees and other general and administrative expenses.

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

Date: December 11, 2012